Form 10-K
period 2016-12-31
GS Mortgage Securities Trust 2015-GC28
filed 2017-03-27
CIK 1630477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Central Index Key Number of the sponsor: 0001682511

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /  Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                            Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /  Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / /  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Airport Technology Park Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on February 27, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $13,128,716.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4 Pooling and Servicing Agreement, dated as of February 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.6 Primary Servicing Agreement, dated as of February 1, 2015, by and between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Berkeley Point Capital LLC, as Primary Servicer

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Berkeley Point Capital LLC, as Primary Servicer

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
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2017

Exhibit Index

Exhibit No.

4 Pooling and Servicing Agreement, dated as of February 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC , as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

10.6 Primary Servicing Agreement, dated as of February 1, 2015, by and between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2015 under Commission File No. 333-191331-07 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Rialto Capital Advisors, LLC, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Pentalpha Surveillance LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Berkeley Point Capital LLC, as Primary Servicer

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Rialto Capital Advisors, LLC, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Pentalpha Surveillance LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Berkeley Point Capital LLC, as Primary Servicer

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Rialto Capital Advisors, LLC, as Special Servicer

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 Berkeley Point Capital LLC, as Primary Servicer