Form 10-K/A
period 2017-12-31
GS Mortgage Securities Trust 2015-GC28
filed 2018-08-03
CIK 1630477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-191331-07 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: August 3, 2018